Form 10-K
period 1997-12-31
SUPERIOR BANK FSB AFC MORTGAGE LN ASSET BK CERT SER 1997-4
filed 1998-02-13
CIK 1055001

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------

                                    FORM 10-K

                                   ----------

(Mark One)

    [X]              Annual Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997


                                       OR


    [ ]         Transition Report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________


                          Commission File No. 333-39199


                        SUPERIOR BANK FSB (SERIES 1997-4)
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             UNITED STATES                                       36-1414142
    -------------------------------                          -------------------
    (State or other jurisdiction of                           (I.R.S. Employer
     incorporation or organization)                          Identification No.)


          ONE LINCOLN CENTRE
      OAKBROOK TERRACE, ILLINOIS                                    60181
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


        Registrant's telephone number, including area code: 708 916-4000


          Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange
          Title of each class                         on which registered
          -------------------                        ---------------------
                 NONE                                   NOT APPLICABLE


          Securities registered pursuant to Section 12(g) of the Act:


                                      NONE
                                ----------------
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  X        No
                               ---          ---

DOCUMENTS INCORPORATED BY REFERENCE:

     The following documents filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, are incorporated by reference into Part I of this Form 10-K: the Prospectus Supplement dated December 12, 1997 together with the Prospectus dated December 12, 1997.

================================================================================

                        SUPERIOR BANK FSB (SERIES 1997-4)

                                    FORM 10-K

                                   ----------

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I

        Item   1.  Business................................................   1

        Item   2.  Properties..............................................   1

        Item   3.  Legal Proceedings.......................................   1

        Item   4.  Submission of Matters to a Vote of Security Holders ....   1


PART II

        Item   5.  Market for Registrant's Common Equity
                       and Related Shareholder Matters.....................   1

        Item   6.  Selected Financial Data.................................   1

        Item   7.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................   2

        Item   8.  Financial Statements and Supplementary Data.............   2

        Item   9.  Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure.................   2


PART III

        Item  10.  Directors and Officers of the Registrant................   2

        Item  11.  Executive Compensation..................................   2

        Item  12.  Security Ownership of Certain Beneficial
                       Owners and Management...............................   2

        Item  13.  Certain Relationships and Related Transactions..........   4

        Item  14.  Exhibits, Financial Statement Schedules
                       and Reports on Form 8-K.............................   4

                                     PART I

ITEM 1. BUSINESS.

     Not applicable.


ITEM 2. PROPERTIES.

     Not applicable.


ITEM 3. LEGAL PROCEEDINGS.

     There were no material legal proceedings involving either the Mortgage Pool, the Trustee, the custodian, the Servicer or the Registrant with respect to the Mortgage Pool, other than ordinary routine litigation incidental to the duties of the Trustee, the custodian, the Servicer or the Registrant under the Pooling and Servicing Agreement.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.


                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND
        RELATED STOCKHOLDER MATTERS.

     (a) There is no established trading market for the Certificates.

     (b) As of January 2, 1998, with respect to Series 1997-4 there was one (1) holder of record of the Registrant's Class 1A-1 Certificates, there were three
(3) holders of record of the Registrant's Class 1A-2 Certificates, there was one
(1) holder of record of the Registrant's Class 2A-1 Certificates, there were two
(2) holders of record of the Registrant's Class 2A-2 Certificates and there were two (2) holders of record of the Registrant's Class R Certificates.

     This does not reflect the number of persons who hold their certificates in nominee or "street" name through various brokerage firms.


ITEM 6. SELECTED FINANCIAL DATA.

     Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     Not applicable.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     Not applicable.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable since there was no change of accountants or disagreements on any matter of accounting principles or practices of financial disclosure.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Not applicable.


ITEM 11. EXECUTIVE COMPENSATION.

     Not applicable.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN OWNERS AND MANAGEMENT.

     The following table provides information, as of January 2, 1998 with respect to the ownership by each person or group of persons, known by the Registrant to be a record owner of 5% or more of each class of the 1997-4 Series of Certificates. This does not reflect the persons who hold their certificates in nominee or "street" name.

     Except as set forth below, the Registrant is not aware of any record owner of more than 5% of the Certificates as of the close of business on January 2, 1998.

                                                      -3-

                                                                                        Percent of Class of
                                                             Principal Amount of   Certificates Outstanding (by
Series and Class                                             Certificates Owned     aggregate principal balance
 of Certificates      Name and Address                           of Record            or Percentage Interest)
----------------      ----------------                       -------------------   ----------------------------
   1997-4

   Class 1A-1     SSB- Custodian ..........................     $52,800,000                     100%
                  Global Proxy Unit, A5NW
                  P.O. Box 1631
                  Boston, Massachusetts 02105

   Class 1A-2     Bankers Trust Company ...................     $60,000,000                   60.18%
                  c/o BT Services Tennessee Inc.
                  648 Grassmere Park Drive
                  Nashville, Tennessee 37211

                  Chase Manhattan Bank ....................     $ 5,000,000                     5.01%
                  4 New York Plaza
                  Proxy Department, 13th Floor
                  New York, New York 10004

                  Daiwa Securities America Inc. ...........     $34,700,000                   34.80%
                  Financial Square
                  32 Old Slip, 14th Floor
                  New York, New York 10005

   Class 2A-1     SSB-Custodian ...........................     $55,500,000                     100%
                  (See Above)

   Class 2A-2     Bankers Trust Company ...................     $80,000,000                      80%
                  (See Above)

                  BNY/ITC Dealers .........................     $20,000,000                      20%
                  Clearance Special
                  c/o N.A. Schapiro & Co. Inc.
                  One Chase Manhattan Plaza, 58th Floor
                  New York, New York 10005

   Class R        Superior Bank FSB .......................           N/A                     99.99%
                  135 Chestnut Ridge Road
                  Montvale, New Jersey  07645

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Not applicable.


ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND
         REPORTS ON FORM 8-K.

     Not applicable.

     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO
     SECTION 15(d) BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     No annual report, proxy statement, form of proxy or other soliciting material has been sent to Certificateholders, and the Registrant does not contemplate sending any such materials subsequent to the filing of this report.

                                   SIGNATURES

     Subject to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          SUPERIOR BANK FSB
                                          (Registrant and as Depositor)


                                          By: /s/ WILLIAM C. BRACKEN
                                              ----------------------------------
                                                  William C. Bracken
                                                  Senior Vice President and
                                                  Chief Financial Officer


                                                          Date: February 4, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons and in the capacities and on the date indicated.


              Name                       Title                       Date
              ----                       -----                       ----

               *                Chairman, President and         February 4, 1998
------------------------------    Chief Executive Officer
      (Neal T. Halleran)


/s/   WILLIAM C. BRACKEN        Senior Vice President, Chief    February 4, 1998
------------------------------    Financial Officer, Secretary
     (William C. Bracken)         and Treasurer


               *                Director and Executive          February 4, 1998
------------------------------    Vice President
          (Monte Kurs)


               *                Director                        February 4, 1998
------------------------------
     (Nelson L. Stephenson)


               *                Director                        February 4, 1998
------------------------------
          (Glen Miller)


               *                Director                        February 4, 1998
------------------------------
       (Marc A. Weisman)


*By: /s/ WILLIAM C. BRACKEN
     -------------------------
         William C. Bracken
         Attorney-in-fact